Form 10-K
period 2023-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2017-C34
filed 2024-03-13
CIK 1715846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer), the primary servicer and special servicer of the 237 Park Avenue Mortgage Loan and the primary servicer of the 222 Second Street Mortgage Loan, the 9-19 9th Avenue Mortgage Loan, the Mall of Louisiana Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan and the Visions Hotel Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the primary servicer of the OKC Outlets Mortgage Loan and certain other mortgage loans serviced under the Pooling and Servicing Agreement and and the special servicer of the 9-19 9th Avenue Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan and the Visions Hotel Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Starwood Capital Hotel Portfolio Mortgage Loan and the Great Valley Commerce Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the Great Valley Commerce Center Mortgage Loan, primary servicer of the Starwood Capital Hotel Portfolio Mortgage Loan and special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023 and K-Star Asset Management LLC as special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the Great Valley Commerce Center Mortgage Loan, primary servicer of the Starwood Capital Hotel Portfolio Mortgage Loan and special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023 and K-Star Asset Management LLC as special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.2           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 19, 2017 under Commission File No. 333-206847-07 and incorporated by reference herein).

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

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

33.19       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Hotel Portfolio Mortgage Loan

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.25       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 33.1)

33.26       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Valley Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Great Valley Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Trustee of the Great Valley Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Great Valley Commerce Center Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Great Valley Commerce Center Mortgage Loan (see Exhibit 33.6)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the 222 Second Street Mortgage Loan (see Exhibit 33.1)

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the 222 Second Street Mortgage Loan

33.39       Wilmington Trust, National Association, as Trustee of the 222 Second Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the 222 Second Street Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the 222 Second Street Mortgage Loan (see Exhibit 33.22)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 33.7)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.38)

33.46       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.5)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.22)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the 9-19 9th Avenue Mortgage Loan (see Exhibit 33.1)

33.52       KeyBank National Association, as Special Servicer of the 9-19 9th Avenue Mortgage Loan (see Exhibit 33.10)

33.53       Wilmington Trust, National Association, as Trustee of the 9-19 9th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Citibank, N.A., as Custodian of the 9-19 9th Avenue Mortgage Loan

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the 9-19 9th Avenue Mortgage Loan (see Exhibit 33.22)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9-19 9th Avenue Mortgage Loan (see Exhibit 33.7)

33.57       U.S. Bank National Association, as Servicing Function Participant of the 9-19 9th Avenue Mortgage Loan

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.1)

33.59       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.10)

33.60       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.54)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.22)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.7)

33.64       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.57)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.66       KeyBank National Association, as Special Servicer of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 33.10)

33.67       Wilmington Trust, National Association, as Trustee of the Visions Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Citibank, N.A., as Custodian of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 33.54)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 33.22)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.71       U.S. Bank National Association, as Servicing Function Participant of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 33.57)

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

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

34.19       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Hotel Portfolio Mortgage Loan

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.25       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 34.1)

34.26       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Great Valley Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Great Valley Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Trustee of the Great Valley Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Great Valley Commerce Center Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Great Valley Commerce Center Mortgage Loan (see Exhibit 34.6)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the 222 Second Street Mortgage Loan (see Exhibit 34.1)

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the 222 Second Street Mortgage Loan

34.39       Wilmington Trust, National Association, as Trustee of the 222 Second Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the 222 Second Street Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the 222 Second Street Mortgage Loan (see Exhibit 34.22)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 34.7)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.38)

34.46       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.5)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.22)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the 9-19 9th Avenue Mortgage Loan (see Exhibit 34.1)

34.52       KeyBank National Association, as Special Servicer of the 9-19 9th Avenue Mortgage Loan (see Exhibit 34.10)

34.53       Wilmington Trust, National Association, as Trustee of the 9-19 9th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Citibank, N.A., as Custodian of the 9-19 9th Avenue Mortgage Loan

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the 9-19 9th Avenue Mortgage Loan (see Exhibit 34.22)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 9-19 9th Avenue Mortgage Loan (see Exhibit 34.7)

34.57       U.S. Bank National Association, as Servicing Function Participant of the 9-19 9th Avenue Mortgage Loan

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.1)

34.59       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.10)

34.60       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.54)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.22)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.7)

34.64       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.57)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.66       KeyBank National Association, as Special Servicer of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 34.10)

34.67       Wilmington Trust, National Association, as Trustee of the Visions Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Citibank, N.A., as Custodian of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 34.54)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 34.22)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.71       U.S. Bank National Association, as Servicing Function Participant of the Visions Hotel Portfolio Mortgage Loan (see Exhibit 34.57)

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

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023 (Omitted. See Explanatory Notes.)

35.10       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

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

99.5         Primary Servicing Agreement, dated as of October 1, 2017, by and between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association, as primary servicer (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on October 19, 2017 under Commission File No. 333-206847-07 and incorporated by reference herein)

(b)           The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 12, 2024